Form 10-K
period 2007-12-31
Merrill Auto Trust Securitization 2007-1
filed 2008-03-28
CIK 1402156

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Merrill Auto Trust Securitization 2007-1
Delaware
(I.R.S. Employer Identification No.)
13-3891329
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
Four World Financial Center, North Tower,
(Zip Code)
10800
(212) 449-0336
Securities registered pursuant to Section 12(b) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
ML Asset Backed Corporation (Depositor)
Merrill Lynch Bank USA
333-139130-01
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
None.
Smaller reporting company [ ]
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 9A(T). Controls and Procedures.
Item 9B. Other Information.
No disclosure is required to be provided.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the depositor, the issuing entity, the sponsor, the master servicer, the indenture trustee, the owner trustee or the receivables servicer, or any property thereof, that is material to the holders of notes.
No disclosure is required to be provided.
No disclosure is required to be provided.
No disclosure is required to be provided
Item 1115(b) of Regulation AB.
Provided previously in the prospectus supplement of the depositor relating to the issuing entity and filed pursuant to
Rule 424 of the Securities Act of 1933, as amended.
CenterOne Financial Services LLC, as receivables servicer, Merrill Lynch Bank USA, as administrator, and U.S. Bank
National Association, as master servicer and securities administrator (collectively, the "Servicing Parties") have each been identified as parties participating in the servicing function with respect to the asset pool held by the issuing entity.
Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report under Item 1122 of Regulation AB (each, an "Attestation
Report") by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports or the corresponding Attestation Reports has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
CenterOne Financial Services LLC, as receivables servicer, and U.S. Bank National Association, as master servicer have each been identified as a servicer with respect to the asset pool held by the issuing entity. Each such servicer has completed a statement of compliance, signed by an authorized officer, which is attached as an exhibit to this Form 10-K.
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 15. Exhibits, Financial Statement Schedules.
b) See (a) above
c) Not Applicable.
PART IV
a) 1. Not Applicable.
2. Not Applicable.
3.
Exhibit 4.1
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
Exhibit 31 Rule 13a-18/15d-18 Certification (Section 302 Certification)
a) CenterOne Financial LLC, as Receivables Servicer and Custodian
b) Merrill Lynch Bank USA, as Administrator
c) U.S. Bank National Association, as Master Servicer and Securities Administrator
a) CenterOne Financial LLC, as Receivables Servicer and Custodian
b) Merrill Lynch Bank USA, as Administrator
c) U.S. Bank National Association, as Master Servicer and Securities Administrator
a) CenterOne Financial LLC, as Receivables Servicer
b) U.S. Bank National Association, as Master Servicer
SIGNATURES
3/27/2008
/s/ Bryan Calder
Bryan Calder
President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
U.S. Bank National Association, as Master Servicer
Merrill Auto Trust Securitization 2007-1
(Senior Officer in Charge of the Servicing Function)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
Exhibit 31 Rule 13a-18/15d-18 Certification (Section 302 Certification)
a) CenterOne Financial LLC, as Receivables Servicer and Custodian
b) Merrill Lynch Bank USA, as Administrator
c) U.S. Bank National Association, as Master Servicer and Securities Administrator
a) CenterOne Financial LLC, as Receivables Servicer and Custodian
b) Merrill Lynch Bank USA, as Administrator
c) U.S. Bank National Association, as Master Servicer and Securities Administrator
a) CenterOne Financial LLC, as Receivables Servicer
b) U.S. Bank National Association, as Master Servicer